Form 10-Q
period 2025-09-30
Real Asset Acquisition Corp.
filed 2025-11-14
CIK 2052161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

REAL ASSET ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

REAL ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,180,426	$—
Prepaid insurance	65,625	—
Prepaid expenses and other current assets	20,000	—
Total current assets	1,266,051	—
Deferred offering costs	—	25,000
Marketable securities held in Trust Account	175,466,068	—
Long-term prepaid insurance	38,140	—
TOTAL ASSETS	$176,770,259	$25,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$30,144	$766
Due to related party	113,345	321
Total current liabilities	143,489	1,087
Deferred underwriting fee payable	6,900,000	—
Total Liabilities	7,043,489	1,087

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of $10.17 and $0 per share at September 30, 2025 and December 31, 2024, respectively	175,466,068	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024 (excluding 17,250,000 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,739,873)	(1,087)
Total Shareholders’ Equity (Deficit)	(5,739,298)	23,913
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$176,770,259	$25,000

(1)	At December 31, 2024, included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$121,746	$270,631
Loss from operations	(121,746)	(270,631)

Other income:
Net earnings on marketable securities held in Trust Account	1,801,001	2,948,521
Net earnings on cash equivalents held in Operating Account	6,446	6,446
Net income	$1,685,701	$2,684,336

Weighted average shares outstanding, Class A ordinary shares	17,250,000	9,703,125
Basic and diluted net income per Class A ordinary share	$0.07	$0.18

Basic weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,421,875
Basic net income per Class B ordinary share	$0.07	$0.18

Diluted weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,501,838
Diluted net income per Class B ordinary share	$0.07	$0.18

(1)	The calculation of basic and diluted net income per ordinary share for the nine months ended September 30, 2025 excluded up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2025	5,750,000	$575	$—	$(5,624,392)	$(5,623,817)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(1,801,182)	(1,801,182)
Net income	—	—	—	1,685,701	1,685,701
Balance at September 30, 2025	5,750,000	$575	$—	$(5,739,873)	$(5,739,298)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	5,750,000	$575	$24,425	$(1,087)	$23,913
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,207	—	5,432,207
Proceeds from sale of Public Warrants, less issuance costs	—	—	323,195	—	323,195
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	(5,779,827)	(8,423,122)	(14,202,949)
Net income	—	—	—	2,684,336	2,684,336
Balance at September 30, 2025	5,750,000	$575	$—	$(5,739,873)	$(5,739,298)

(1)	At January 1, 2025, included up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOW

(UNAUDITED)

For the nine months ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,684,336
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings on marketable securities held in Trust Account	(2,966,068)
Operating expenses paid via promissory note - related party	112,848
Operating costs paid by Sponsor from proceeds withdrawn from Trust Account	267,669
Changes in operating assets and liabilities:
Prepaid insurance	(103,765)
Prepaid expenses and other current assets	(20,000)
Accrued expenses	29,378
Due to related party	113,024
Net cash provided by operating activities	117,422

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	168,188,119
Proceeds from Private Placement Warrants, less issuance costs	5,051,690
Proceeds from Public Warrants, less issuance costs	323,195
Net cash provided by financing activities	173,563,004

Net Change in Cash	1,180,426
Cash - Beginning of period	—
Cash - End of period	$1,180,426

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable charged to Class A ordinary share issuance costs	$6,900,000
Repayment of promissory note - related party via funds held by Sponsor	$112,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from December 9, 2024 (inception) through September 30, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on April 30, 2025, an amount of $172,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had a working capital surplus of $1,122,562. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes. At the closing of the Initial Public Offering on April 30, 2025, $1,602,224 of the proceeds were due to the Company to be held by the Sponsor outside of the Trust Account for working capital purposes. On August 14, 2025, the Company received the outstanding balance Due from Sponsor, totaling $1,221,440. The amount received reflects the gross balance due, net of general and administrative expenses paid directly by the Sponsor on behalf of the Company.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 30, 2026 (or January 30, 2027). The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by October 30, 2026 (or January 30, 2027).

Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed financial statements are issued.

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025 and the results of operations, comprehensive income and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Form S-1/A filed by the Company with the SEC on March 14, 2025 as well as the Company’s Form 8-K as of April 30, 2025 filed by the Company with the SEC on May 6, 2025.

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the trust account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $1,180,426 as of September 30, 2025 and none as of December 31, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $175,466,068.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.17 per share as of September 30, 2025) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of September 30, 2025, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(345,000)
Issuance costs allocated to Class A ordinary shares	(10,891,881)
Plus:
Accretion of carrying value to redemption value	14,202,949
Class A ordinary shares subject to possible redemption	$175,466,068

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

At September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share for the periods presented.

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income per share:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B(1)
Basic net income per share:
Numerator:
Net income	$1,264,276	$421,425	$1,722,079	$962,257
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	9,703,125	5,421,875
Basic net income per ordinary share	$0.07	$0.07	$0.18	$0.18

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B(1)
Diluted net income per share:
Numerator:
Net income	$1,264,276	$421,425	$1,713,023	$971,313
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	9,703,125	5,501,838
Diluted net income per ordinary share	$0.07	$0.07	$0.18	$0.18

(1)	Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification and were accounted for as such on the date of issuance.

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, Compensation-Share Compensation (“ASC 718”). ASC 718 defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280, Segment Reporting (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 9, 2024, the date of its incorporation.

No other recently issued accounting pronouncements are expected to have a material impact on the Company.

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Total assets	$176,770,259	$25,000

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$121,746	$270,631
Net income	$1,685,701	$2,684,336

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

SEPTEMBER 30, 2025

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On December 11, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. During the nine months ended September 30, 2025 the balance of the Promissory Note was paid in full and borrowings under the note are no longer available.

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

The Company’s Sponsor has agreed to initially fund operating expenses related to the Initial Public Offering. These include legal fees, mailing, and shipping expenses. As of September 30, 2025, the Company had a total of $113,345 outstanding that was due to related party.

Administrative Support Agreement

The Sponsor has agreed, commencing from April 30, 2025, the date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three and nine months ended September 30, 2025, the Company incurred $60,000 and $100,000, respectively, due to the Sponsor for these services, which are included in general and administrative expenses on the accompanying condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of September 30, 2025 and December 31, 2024.

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 17,250,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. As of December 31, 2024, there were no shares of Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Warrants — As of September 30, 2025, there were 14,075,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Public Warrants and Private Placement Warrants at issuance was estimated using the Black-Scholes option pricing model, with the following assumptions:

Risk-free interest rate	3.6%
Expected term (years)	2.52
Expected volatility	7.9%
Stock price on valuation date	$10.21
Exercise price	$11.50
Expected dividend	—%
Market pricing adjustment	15.0%

REAL ASSET ACQUISITION CORP.

SEPTEMBER 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Marketable securities held in Trust Account	1	$175,466,068	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2025, were organizational activities and those necessary to prepare for our Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on assets held in our Trust Account (defined below) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,685,701, which resulted from investment earnings on marketable securities held in the Trust Account of $1,801,001 and investment earnings on marketable securities held in the Operating Account of $6,446,offset by general and administrative expenses of $121,746.

For the nine months ended September 30, 2025, we had net income of $2,684,336, which resulted from earnings and realized gain on marketable securities held in Trust Account of $1,801,001 and investment earnings on marketable securities held in the Operating Account of $6,446, offset by general and administrative expenses of $270,631.

Through September 30, 2025, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, and activities relating to general corporate matters.

Liquidity, Capital Resources and Going Concern

For the nine-month period ended September 30, 2025, net cash used in operating activities was $117,422. Net income of $2,684,336 was adjusted for earnings on marketable securities in our Trust Account of $2,966,068, operating expenses paid via promissory note - related party of $112,848, and operating expenses paid by Sponsor from proceeds withdrawn from Trust Account of $267,669. Changes in operating assets and liabilities provided $18,637 of cash for operating activities primarily due to increases in accrued expenses and due to related party, offset by an increase in prepaid insurance as well as prepaid expenses and other current assets.

For the nine-month period ended September 30, 2025, net cash used in investing activities was $172,500,000 and affected by cash deposited in Trust Account.

For the nine-month period ended September 30, 2025, net cash provided by financing activities was $173,563,004, which was due to proceeds from the sale of Units (as defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

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

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the mandatory liquidation raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete the Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 30, 2026 (or January 30, 2027).

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Promissory Notes - Related Party

On December 11, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. During the nine months ended September 30, 2025, the balance of the Promissory Note was paid in full.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates that are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective, or complex judgments:

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

At September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in the value of redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share for the periods presented.

Class B ordinary shares includes 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6 to the accompanying condensed financial statements). On April 30, 2025, the Underwriter’s over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.17 per share as of September 30, 2025) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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

Real Asset Acquisition Corp.

Date: November 13, 2025	By:	/s/ Peter Ort
		Name:	Peter Ort
		Title:	Principal Executive Officer and Co-Chairman

Real Asset Acquisition Corp.

Date: November 13, 2025	By:	/s/ Jeff Tuder
		Name:	Jeff Tuder
		Title:	Chief Financial Officer and Co-Chairman