Form 10-Q
period 2026-03-31
Real Asset Acquisition Corp.
filed 2026-05-15
CIK 2052161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

REAL ASSET ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

REAL ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$838,494	$1,077,837
Prepaid insurance	65,625	65,625
Prepaid expenses and other current assets	20,000	44,081
Total current assets	924,119	1,187,543
Marketable securities held in Trust Account	178,582,603	177,124,457
Long-term prepaid insurance	5,327	21,734
TOTAL ASSETS	$179,512,049	$178,333,734

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$63,080	$103,059
Due to related party	38,345	38,345
Total current liabilities	101,425	141,404
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	7,001,425	7,041,404

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 17,250,000 at redemption value of $10.35 and $10.27 at March 31, 2026 and December 31, 2025, respectively	178,582,603	177,124,457

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025 (excluding 17,250,000 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	575	575
Accumulated deficit	(6,072,554)	(5,832,702)
Total Shareholders’ Deficit	(6,071,979)	(5,832,127)
LIABILITIES AND SHAREHOLDERS’ DEFICIT	$179,512,049	$178,333,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$248,185	$52,849
Loss from operations	(248,185)	(52,849)

Other income:
Net earnings on marketable securities held in Trust Account	1,458,072	—
Net earnings on cash equivalents held in operating account	8,407	—
Net income (loss)	$1,218,294	$(52,849)

Weighted average shares outstanding, Class A ordinary shares	17,250,000	—
Basic and diluted net income per Class A ordinary share	$0.05	$—

Weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,000,000
Basic and net income (loss) per Class B ordinary share	$0.05	$(0.01)

(1)	The calculation of basic and diluted net income (loss) per ordinary share for the three months ended March 31, 2025 excluded 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	5,750,000	$575	$—	$(5,832,702)	$(5,832,127)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(1,458,146)	(1,458,146)
Net income	—	—	—	1,218,294	1,218,294
Balance at March 31, 2026 (unaudited)	5,750,000	$575	$—	$(6,072,554)	$(6,071,979)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	5,750,000	$575	$24,425	$(1,087)	$23,913
Net loss	—	—	—	(52,849)	(52,849)
Balance at March 31, 2025 (unaudited)	5,750,000	$575	$24,425	$(53,936)	$(28,936)

(1)	As of January 1, 2025, the calculation included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,218,294	$(52,849)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(1,458,072)	—
Operating expenses paid via promissory note - related party	—	25,000
Changes in operating assets and liabilities:
Prepaid insurance	16,407	—
Prepaid expenses and other current assets	24,081	—
Accrued expenses	(40,053)	27,849
Net cash used in operating activities	(239,343)	—

Net Change in Cash and Cash Equivalents	(239,343)	—
Cash and cash equivalents- Beginning of period	1,077,837	—
Cash and cash equivalents- End of period	$838,494	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$88,322
Deferred offering costs paid via promissory note - related party	$—	$87,848
Operating expenses paid via promissory note - related party	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from December 9, 2024 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and identifying a target for the Business Combination (defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below), as well as cash equivalents held in the operating account. The Company has selected December 31 as its fiscal year end.

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

The Company will have until January 30, 2027, 21 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within the Completion Period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 21 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Business Combination with IQM Finland Oy

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $838,494 and a working capital surplus of $822,694. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account or used to fund offering expenses became available to the Company for general working capital purposes and were transferred to the Company’s operating account.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued. The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 30, 2027. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 30, 2027. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed financial statements are issued.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements and the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies but not to emerging growth companies including, but not limited to, the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $838,494 and $1,077,837 as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $178,582,603 and 177,124,457, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.35 and $10.27 per share as of March 31, 2026 and December 31, 2025, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(10,891,881)
Plus:
Accretion of carrying value to redemption value	15,861,338
Class A ordinary shares subject to possible redemption at December 31, 2025	$177,124,457
Plus:
Accretion of carrying value to redemption value	1,458,146
Class A ordinary shares subject to possible redemption at March 31, 2026	$178,582,603

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $10,931,479, consisting of $1,725,000 of cash underwriting fees, $1,725,000 of underwriting fees paid via the issuance of Private Placement Warrants, $6,900,000 of deferred underwriting fees and $581,479 of other offering costs. As such, the Company recorded $10,891,881 of offering costs as a reduction of temporary equity and $39,598 of offering costs as a reduction of permanent equity.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. At March 31, 2026 the calculation of diluted net income (loss) per Class A Ordinary Share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 14,075,000 Class A Ordinary Shares, because their exercise is contingent upon future events. As a result, diluted income (loss) per Class A ordinary share is the same as basic income (loss) per Class A ordinary share. For the three months ended March 31, 2026 and March 31, 2025, there were no potentially dilutive Class B ordinary shares. As a result, diluted income (loss) per Class B ordinary share is the same as basic income (loss) per Class B ordinary share for both periods.

The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class B(1)
Numerator:
Net income (loss)	$913,720	$304,574	$(52,849)
Denominator:
Weighted average ordinary shares	17,250,000	5,750,000	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.01)

(1)	Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This evaluation includes, but is not limited to, assessing whether the warrants are indexed to the Company’s own ordinary shares. The Company also evaluates whether there are any provisions that could require net cash settlement, settlement in a variable number of shares, or settlement outside the control of the Company, including upon the occurrence of contingent events such as a change in control or tender offer, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification and are accounted for as equity on the date of issuance.

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 5. SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is also reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Total assets	$179,512,049	$178,333,734

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$248,185	$52,849
Net earnings on marketable securities held in Trust Account	$1,458,072	$—
Net income (loss)	$1,218,294	$(52,849)

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements and to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM will review net earnings on marketable securities held in the Trust Account to measure and monitor shareholder value while maintaining compliance with the trust agreement.

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

In January 2025, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors (for an aggregate of 75,000 Class B ordinary shares) and 10,000 Founder Shares to each of the Company’s advisors (for an aggregate of 40,000 Class B ordinary shares) at the same price that the Sponsor had purchased such shares or approximately $0.004 per share. The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis.

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Due to Related Party

The Sponsor has agreed to initially fund operating expenses related to the Initial Public Offering. These include legal fees, mailing, and shipping expenses. As of March 31, 2026 and December 31, 2025, the Company had a total of $38,345 outstanding that was due to related party.

Administrative Support Agreement

The Sponsor has agreed, commencing from April 30, 2025, the date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three months ended March 31, 2026, the Company incurred $60,000, due to the Sponsor for these services, which is included in general and administrative expenses on the accompanying condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of March 31, 2026 and December 31, 2025.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 17,250,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 14,075,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

REAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 pe- share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$178,582,603	$177,124,457

The Company does not have any liabilities that are measured at fair value on a recurring basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to, or disclosure in, the unaudited condensed financial statements.

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

Business Combination with IQM Finland Oy

On February 22, 2026, the Company and IQM Finland Oy, a limited liability company (Fi. osakeyhtiö) incorporated under the laws of Finland (“IQM”), IQM US LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of IQM, and Eclipse QC S.à r.l., a Luxembourg private limited liability company (société à responsabilité limitée) and a direct wholly owned subsidiary of IQM, entered into a business combination agreement which will result in IQM becoming a public company and listing American Depositary Shares on one of the two leading U.S. stock exchanges (the “Business Combination Agreement”).

The transaction is expected to be funded by a combination of the Company’s Trust Account and expected proceeds from a public investment in private equity. The closing of the transaction is expected to occur in the third quarter of 2026 and is subject to approval by the shareholders of the parties and other customary closing conditions, including regulatory approval.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 9, 2024 (inception) through March 31, 2026, were organizational activities and those necessary to prepare for our Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on assets held in our Trust Account (defined below) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,218,294, which resulted from investment earnings on marketable securities held in the Trust Account of $1,458,072 and investment earnings on marketable securities held in the Operating Account of $8,407, offset by general and administrative expenses of $248,185. General and administrative expenses increased significantly compared to the prior year, primarily due to incremental operational costs following the Initial Public Offering, such as the monthly Sponsor fee, accounting and audit fees. In addition, we incurred expenses during the current period related to due diligence activities for the initial Business Combination.

For the three months ended March 31, 2025, we had a net loss of $52,849, which resulted from general and administrative expenses of $52,849.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2026, net cash used in operating activities was $239,343. Net income of $1,218,294 was adjusted for earnings on marketable securities in our Trust Account of $1,458,072. Changes in operating assets and liabilities provided $435 of cash for operating activities primarily due to increases in prepaid expenses, offset by a decrease in accrued expenses.

For the three months ended March 31, 2025, net cash used in operating activities was $—, as the net loss of $54,616 was adjusted for changes in operating assets and liabilities.

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

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the mandatory liquidation raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete the Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 30, 2027.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

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

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, IQM, Sponsor and the directors, officers and advisors of the Company (collectively with the Sponsor, the “RAAQ Insiders”) entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which, each RAAQ Insider agreed, among other things, at any meeting of the Company’s shareholders called to seek the approval by the shareholders of the Company (the “RAAQ Shareholders’ Approval”), or in connection with any written consent of the Company’s shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the transactions contemplated by thereto is sought, such RAAQ Insider (i) agreed to, if a meeting is held, appear at such meeting or otherwise cause any shares held by such RAAQ Insider to be counted as present at such meeting for purposes of establishing a quorum, and (ii) vote or cause to be voted the shares held by such RAAQ Insider in favor of the RAAQ Shareholders’ Approval or, if there are insufficient votes, in favor of adjournment. Each of the RAAQ Insiders also agreed, subject to the exceptions set forth in the Sponsor Support Agreement, to subject to certain transfer restrictions (i) 70% of American depositary shares of IQM (each, an “IQM ADS”) held by such RAAQ Insider immediately after the effective time of the merger (the “Merger Effective Time”), for a period starting on the date on which the closing (the “Closing”) occurs (the “Closing Date”) and ending on the earliest to occur of (a) one year after the Closing Date and (b) subsequent to the Closing, (x) the date on which the last sale of IQM ADSs equals or exceeds $12.00 per IQM ADS (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period commencing at least 150 days after the Closing Date and (y) the date on which IQM completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in IQM’s shareholders having the right to exchange their ordinary shares of IQM (each, an “IQM Ordinary Share”) for cash, securities or other property, and (ii) all warrants to purchase one IQM Ordinary Share represented by one IQM ADS (each, an “IQM Warrant”) and any IQM Ordinary Shares issued upon exercise of such warrants held by such RAAQ Insider immediately after the Merger Effective Time for 30 days after the Closing Date.

In addition, the Sponsor agreed to, effective as of and conditioned upon the Closing, forfeit for no consideration (i) 1,375,000 Class B ordinary shares, and (ii) up to 3,725,000 Private Placement Warrants of the Company held by the Sponsor, with the number of warrants forfeited determined by the amount of remaining Trust Account proceeds at Closing, such that (x) if remaining Trust Account proceeds are less than or equal to $100,000,000, all such warrants are forfeited, and (y) if remaining Trust Account proceeds exceed $100,000,000, the Sponsor retains a number of such warrants equal to 3,725,000 multiplied by a fraction, the numerator of which is the remaining trust fund proceeds and the denominator of which is $175,000,000 (the “Sponsor Forfeiture”).

IQM Shareholder Lock-up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, IQM, the Company and certain shareholders of IQM entered into shareholder lock-up agreements (each, a “IQM Shareholder Lock-up Agreement”), pursuant to which each such shareholder of IQM agreed, among other things, (a) not to transfer any shares of IQM currently held by it or received by it in connection with the internal capital restructuring steps to be effected by IQM immediately prior to the Merger Effective Time (the “IQM Capital Restructuring”) until the Closing, subject to customary exceptions; and (b) subject to the exceptions set forth in the IQM Shareholder Lock-up Agreement, during the period beginning on the Closing and ending on the earlier of (x) one year after the Closing and (y) subsequent to the Closing, (A) the date on which the last sale price of IQM ADSs equals or exceeds $12.00 per ADS for 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, or (B) the date on which IQM completes a liquidation, merger, share exchange, reorganization or other similar change-of-control transaction, to subject any IQM Ordinary Shares held by it immediately after Closing and any other securities of IQM issued to it in connection with the Business Combination (including, as applicable, IQM ADSs) to certain transfer restrictions, in each case subject to customary permitted transfers.

IQM Shareholder Voting Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, IQM, the Company and certain shareholders of IQM entered into shareholder voting and support agreements (each, a “IQM Shareholder Voting Support Agreement”), pursuant to which each such shareholder of IQM agreed, among other things: (i) not to transfer any shares of IQM currently held by it or received by it in connection with IQM Capital Restructuring until the Closing, subject to customary exceptions; and (ii) at any meeting of IQM shareholders called to seek the approval of the IQM shareholders for the Business Combination (the “IQM Shareholders’ Approval”), or in connection with any written consent of IQM shareholders or in any other circumstances upon which a vote, consent or other approval with respect to the Business Combination Agreement and the transactions contemplated thereto is sought, (a) if a meeting is held, to appear at such meeting or otherwise cause any shares of IQM held by such shareholder to be counted as present at such meeting for purposes of establishing a quorum, and (b) vote or cause to be voted the shares of IQM held by it in favor of the IQM Shareholders’ Approval or, if there are insufficient votes, in favor of adjournment.

PIPE Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, IQM entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) with institutional and other accredited investors, including certain RAAQ Insiders (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, substantially concurrently with the Closing, an aggregate of approximately 13.4 million IQM ADSs, each IQM ADS representing one IQM Ordinary Share (the “PIPE Shares”), for a purchase price of $10.00 per ADS in a private placement, for an aggregate amount of approximately $134 million (the “PIPE Investment Amount”).

The issuance of the PIPE Shares pursuant to the PIPE Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Business Combination. Pursuant to the PIPE Subscription Agreements, IQM agreed to file with the SEC (at IQM’s sole cost and expense), within 30 calendar days after the date of Closing, a registration statement registering the resale of the PIPE Shares, and to use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.

Form of Registration Rights Agreement

Prior to the Merger Effective Time, the RAAQ Insiders, IQM and certain shareholders of IQM will enter into a registration rights agreement (the “Registration Rights Agreement”), effective upon the Closing, pursuant to which IQM will grant the RAAQ Insiders and certain applicable shareholders of IQM, registration rights and commit to use its commercially reasonable efforts to file a resale shelf registration statement on Form F-1 within 30 calendar days following the Closing.

Form of Warrant Assignment Agreement

Prior to the Closing, IQM, the Company, Lucky Lucko, Inc. d/b/a Efficiency (the “Existing Warrant Agent”) and a successor warrant agent to be appointed in connection with the Closing (the “New Warrant Agent”) will enter into a warrant assignment, assumption and amendment agreement (the “Warrant Assignment Agreement”), pursuant to which, among other things, the Company will assign to IQM, and IQM will assume, all of the Company’s rights, interests and obligations under the Warrant Agreement dated April 28, 2025, by and between the Company and the Existing Warrant Agent (the “RAAQ Warrant Agreement”), New Warrant Agent will be appointed as successor warrant agent under the Warrant Agreement, and the terms and conditions of the RAAQ Warrant Agreement will be amended and restated to, among other things, reflect the assumption of the RAAQ Warrants by IQM and the appointment of the successor warrant agent as described therein.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of the Company’s financial statements, or are the most sensitive to change from outside factors, are discussed under “Critical Accounting Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 30, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the period ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 22, 2026, by and among RAAQ, IQM, Merger Sub and LuxCo (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.1	Sponsor Support Agreement, dated as of February 22, 2026, by and among RAAQ, Sponsor, IQM and RAAQ Insiders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.2	Form of Shareholder Lock-up Agreement, by and among RAAQ, IQM and certain shareholders of IQM (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.3	Form of Shareholder Voting and Support Agreement, by and between RAAQ, IQM and certain shareholders of IQM (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.4	Form of Subscription Agreement (Institutions), by and between IQM and PIPE Investors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.5	Form of Subscription Agreement (Individuals), by and between IQM and PIPE Investors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.6	Form of Registration Rights Agreement, by and among RAAQ, the RAAQ Insiders, IQM and certain shareholders of IQM (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
10.7	Form of Warrant Assignment, Assumption and Amendment Agreement, by and among RAAQ, IQM, the Existing Warrant Agent and the New Warrant Agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-42613), filed with the SEC on February 23, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Asset Acquisition Corp.

Date: May 15, 2026	By:	/s/ Peter Ort
		Name:	Peter Ort
		Title:	Principal Executive Officer and Co-Chairman

Real Asset Acquisition Corp.

Date: May 15, 2026	By:	/s/ Jeff Tuder
		Name:	Jeff Tuder
		Title:	Chief Financial Officer and Co-Chairman